Form 10-Q
period 2002-03-31
PDC 2001 B LP
filed 2002-04-15
CIK 1156218

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended March 31, 2002

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities and Exchange Act of 1934

For the transition period from to

Commission file number 333-47622-02

I.R.S. Employer Identification Number 55-0779832

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 15,731	16,445
Accounts receivable - oil and gas revenues	405,352	259,344
Total current assets	421,083	275,789

Oil and gas properties, successful efforts method	13,787,953	13,787,953
Less accumulated depreciation, depletion
and amortization	628,545	317,253
	13,159,408	13,470,700

	$13,580,491	13,476,489
	========	========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 11,275	12,025
Total current liabilities	11,275	12,025

Partners' Equity	13,569,216	13,734,464

	$13,580,491	13,746,489
	========	========

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three months ended March 31, 2002

(Unaudited)

405:

Revenues:
Sales of oil and gas	$ 495,299
Interest income	35
495,334
Expenses:
Lifting cost	60,332
Depreciation, depletion, and amortization	311,292
371,624

Net income	$ 123,710

Net income per limited and additional
general partner unit	$ 156
========

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Three months ended March 31, 2002

(Unaudited)

	Limited and additional general partners	Managing general partner	Total

Balance, December 31, 2001	$10,987,571	2,746,893	13,734,464

Distributions to partners	(231,166)	(57,792)	(288,958)

Net income	98,968	24,742	123,710

Balance, March 31, 2002	$10,855,373	2,713,843	13,569,216
	========	========	========

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Three months ended March 31, 2002

(Unaudited)

636:

Cash flows from operating activities:
Net income	$ 123,710
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	311,292
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(146,008)
Decrease in accrued expenses	(750)
Net cash provided from operating activities	288,244

Cash flows from financing activites:
Distributions to partners	(288,958)
Net cash used by financing activities	(288,958)

Net decrease in cash	(714)
Cash at beginning of period	16,445
Cash at end of period	$ 15,731
========

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2001, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein except as noted below.

On January 1, 2002 the Partnership adopted SFAS No. 142, "Good will and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of these statements did not have a material effect on the Partnership's financial position, results of operations, or cash flows.

2.Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

4.Derivative Instruments and Hedging Activities

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

As of March 31, 2002 the Partnership had no futures contracts or option contracts for the sale of natural gas.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded with initial Limited and Additional General Partner contributions of $12,678,577 and the Managing General Partner contributed $2,757,591 in accordance with the Agreement. Syndication and management fee costs of $1,648,215 were incurred leaving available cash of $13,787,953 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by March 31, 2002. Nineteen wells have been drilled of which eighteen have been completed as producing wells.

The Partnership had net working capital at March 31, 2002 of $409,808.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

The Partnership closed on September 5, 2001. The Partnership has eighteen successful wells, fifteen of which are in production as of March 31, 2002. The Partnership had natural gas and oil sales during the fourth quarter of 2001 and cash distributions to the partners commenced in the first quarter of 2002.

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

The judgment used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

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

Item 3.Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2002, the Partnership had no natural gas future contracts or option contracts.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: April 15, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: April 15, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer