Form 10-Q
period 2003-09-30
PDC 2001 B LP
filed 2003-11-14
CIK 1156218

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2003

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

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 2,026	4,136
Accounts receivable - oil and gas revenues	457,484	444,049
Total current assets	459,510	448,185

Oil and gas properties, successful efforts method	13,795,467	13,787,953
Less accumulated depreciation, depletion
and amortization	2,945,771	2,081,912
	10,849,696	11,706,041

	$11,309,206	12,154,226

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ -	12,706
Total current liabilities	-	12,706

Asset retirement obligation	8,084	-

Partners' Equity	11,301,122	12,141,520

	$11,309,206	12,154,226

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Nine Months ended September 30, 2003 and 2002

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$483,491	639,503	1,909,092	1,881,082
Interest income	227	392	946	443
	483,718	639,895	1,910,038	1,881,525
Expenses:
Lifting cost	108,264	129,296	426,297	338,794
Direct administration cost	187	-	322	604
Income tax preparation	1,563	-	1,563	1,330
Independent engineering fee	-	-	-	(686)
Depreciation, depletion, and amortization	219,578	765,014	862,724	1,707,590
	329,592	894,310	1,290,906	2,047,632

Income (loss) before cumulative effect of accounting change	154,126	(254,415)	619,132	(166,107)

Cumulative effect of accounting change	-	-	(1,586)	-

Net income (loss) after cumulative effect of accounting change	$154,126	(254,415)	617,546	(166,107)

Net income (loss) per limited and additional general partner unit	$ 194	(321)	779	(210)

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Nine Months ended September 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$9,706,046	2,426,514	8,960	12,141,520

Distributions to partners	(1,159,359)	(289,839)	-	(1,449,198)

Comprehensive income:
Net income	494,037	123,509	-	617,546
Change in fair value of outstanding hedging positions			(3,896)
Less reclassification adjustments for settled contracts included in net income			(4,850)
Other comprehensive loss			(8,746)	(8,746)
Comprehensive income				608,800

Balance, September 30, 2003	$9,040,724	2,260,184	214	11,301,122

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Nine Months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$617,546	(166,107)
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	862,724	1,707,590
Cumulative effect of accounting change	1,586	-
Accretion of asset retirement obligation	119	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(22,181)	(325,219)
Decrease in accounts payable	(12,706)	(12,025)
Net cash provided from operating activities	1,447,088	1,204,239

Cash flows from financing activities:
Distributions to partners	(1,449,198)	(1,217,069)
Net cash used by financing activities	(1,449,198)	(1,217,069)

Net decrease in cash	(2,110)	(12,830)
Cash at beginning of period	4,136	16,445
Cash at end of period	$ 2,026	3,615

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of oil and natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

The Partnership had net working capital at September 30, 2003 of $459,510.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended September 30, 2003 compared with September 30, 2002

Oil and gas sales for the three months ended September 30, 2003 were $483,491 compared to $639,503 for the three months ended September 30, 2002, a decrease of $156,012 or 24.4%. The volume of natural gas sold for the three months ended September 30, 2003, was 109,483 Mcf at an average sales price of $3.48 per Mcf compared to 319,700 Mcf at an average sales price of $1.41 per Mcf for the three months ended September 30, 2002. Oil sales were 3,547 barrels at an average sales price of $28.90 per barrel for the three months ended September 30, 2003 compared to 5,841 barrels at an average sales price of $32.43 per barrel for the three months ended September 30, 2002. The Lifting cost for the three months ended September 30, 2003 was $0.83 per Mcfe compared to $0.36 per Mcfe for the three months ended September 30, 2002. While the Partnership experienced a net income of $154,126, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $445,952 to the partners during the three months ending September 30, 2003.

Nine months ended September 30, 2003 compared with September 30, 2002

Oil and gas sales for the nine months ended September 30, 2003 were $1,909,092 compared to $1,881,082 for the nine months ended September 30, 2002, an increase of $28,010 or 1.5%. The volume of natural gas sold for the nine months ended September 30, 2003, was 440,896 Mcf at an average sales price of $3.49 per Mcf compared to 632,398 Mcf at an average sales price of $1.84 per Mcf for the nine months ended September 30, 2002. Oil sales were 12,147 barrels at an average sales price of $30.57 per barrel for the nine months ended September 30, 2003 compared to 26,572 barrels at an average sales price of $26.90 per barrel for the nine months ended September 30, 2002. The Lifting cost for the nine months ended September 30, 2003 was $0.83 per Mcfe compared to $0.48 per Mcfe for the nine months ended September 30, 2002. While the Partnership experienced a net income of $617,546, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,449,198 to the partners during the nine months ending September 30, 2003.

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

Revenue Recognition. Sales of oil and natural gas are recognized when the rights and responsibilities of ownership passes to the purchasers and are net of royalties.

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

Item 3. Quantitative and Qualititive Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (Mmbtu). These prices look strong for the remainder of the year although natural gas storage levels are near normal levels following a period when storage levels had been at a five-year low. The Managing General Partner believes this situation creates the possibility of both periods of low prices and continued high prices.

In 2001, 2002 and earlier this year Colorado gas prices were adversely affected by an increase in the negative "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest was not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand was at low summer levels. The result was lower prices and some limited curtailment during the summer months. Higher winter demand by local Rocky Mountain markets improved gas prices during the first three quarters of 2003, and the recent start-up of the Kern River Pipeline expansion project has reduced the price discount to historical levels. Several other pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater volatility in Colorado than some other producing areas, but we expect the situation to continue to be better for the remainder of 2003 than it was in 2002.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period through October 2003, the Partnership has floors in place at $2.50 on 9,623 Mmbtu of monthly production and ceilings in place at $3.13 on 2,406 Mmbtu of monthly production. For the period November 2003 through March 2004, the Partnership has floors in place at $3.50 on 5,774 Mmbtu of monthly production and ceilings in place at $5.26 on 5,774 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. The Partnership also has in place at September 30, 2003, hedges on 617 barrels a month for its Wattenberg Field oil production for the period from July 2003 through December 2003 at a price of $30.00 per barrel.

As of September 30, 2003 the Partnership had option contracts for the sale of 31,275 Mmbtu of natural gas with an average ceiling price of $5.09 and for the sale of 38,492 Mmbtu of natural gas with an average floor price of $3.25. The Partnership also has hedging contracts for the sale of 1,850 barrels of oil at $30.00 per barrel. The fair value of all floors, ceilings and hedges as of September 30, 2003 is $214.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter.

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

               September, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 12, 2003	/s/ James N. Ryan James N. Ryan Chief Executive Officer

Date: November 12, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: November 12, 2003	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer