Form 10-Q
period 2004-06-30
PDC 2001 B LP
filed 2004-08-11
CIK 1156218

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 2,417	2,190
Accounts receivable - oil and gas revenues	226,619	378,747
Total current assets	229,036	380,937

Oil and gas properties, successful efforts method	13,795,467	13,795,467
Less accumulated depreciation, depletion
and amortization	3,762,189	3,477,357
	10,033,278	10,318,110

	$ 10,262,314	10,699,047

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 46,530	13,300
Total current liabilities	46,530	13,300

Asset retirement obligations	8,443	8,443

Partners' Equity	10,207,341	10,677,304

	$10,262,314	10,699,047

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2004 and 2003

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$ 323,178	590,555	633,153	1,425,601
Interest income	145	337	325	719
	323,323	590,892	633,478	1,426,320
Expenses:
Lifting cost	88,245	153,478	177,073	318,033
Direct administration cost	24	16	98	135
Depreciation, depletion, and amortization	150,374	296,047	284,832	643,146
	238,643	449,541	462,003	961,314

Net income before cumulative effect of change in accounting principle	84,680	141,351	171,475	465,006

Cumulative effect of change in accounting principle	-	-	-	(1,586)

Net income	$ 84,680	141,351	171,475	463,420

Net income per limited partner unit before cumulative effect of change in accounting principle	$ 106	179	216	587
Cumulative effect of change in accounting principle	-	-	-	(2)

Net income per limited partner unit	$ 106	179	216	585

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$8,542,611	2,135,656	(963)	10,677,304

Distributions to partners	(485,520)	(121,379)	-	(606,899)

Comprehensive income:
Net income	137,180	34,295	-	171,475
Change in fair value of outstanding hedging positions			(24,697)
Less reclassification adjustments for settled contracts included in net income			(9,842)
Other comprehensive loss			(34,539)	(34,539)
Comprehensive income				136,936

Balance June 30, 2004	$ 8,194,271	2,048,572	(35,502)	10,207,341

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$171,475	463,420
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	284,832	643,146
Cumulative effect of change in accounting principle	-	1,586
Accretion of asset retirement obligations	-	119
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	152,128	(93,351)
Decrease in accounts payable	(1,309)	(14,323)
Net cash provided from operating activities	607,126	1,000,597

Cash flows from financing activities:
Distributions to partners	(606,899)	(1,003,246)
Net cash used by financing activities	(606,899)	(1,003,246)

Net increase (decrease) in cash	227	(2,649)
Cash at beginning of period	2,190	4,136
Cash at end of period	$ 2,417	1,487

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

6. Change in Accounting Principle

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $6,379 and a related liability of $7,965 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $(1,586).

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $324,923 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

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

The Partnership had net working capital at June 30, 2004 of $182,506.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the three months ended June 30, 2004 were $323,178 compared to $590,555 for the three months ended June 30, 2003, a decrease of $267,377 or 45.3%. The volume of natural gas sold for the three months ended June 30, 2004, was 47,041 Mcf at an average sales price of $4.43 per Mcf compared to 150,079 Mcf at an average price of $3.09 per Mcf for the three months ended June 30, 2003. The volume of oil sold for the three months ended June 30, 2004 was 3,714 barrels at an average sales price of $30.86 compared to 4,371 barrels at an average price of $29.02 for the three months ended June 30, 2003. The Lifting cost for the three months ended June 30, 2004 was $1.27 per Mcfe compared to $.87 per Mcfe for the three months ended June 30, 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed cost of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. The Partnership experienced a net income of $84,680 and distributed $270,199 to the partners for the three months ended June 30, 2004.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Six Months ended June 30, 2004 compared with June 30, 2003

Oil and gas sales for the six months ended June 30, 2004 were $633,153 compared to $1,425,601 for the six months ended June 30, 2003, a decrease of $792,448 or 55.6%. The volume of natural gas sold for the six months ended June 30, 2004, was 96,920 Mcf at an average sales price of $4.62 per Mcf compared to 331,413 Mcf at an average price of $3.82 per Mcf for the six months ended June 30, 2003. The volume of oil sold for the six months ended June 30, 2004 was 5,732 barrels at an average sales price of $32.34 compared to 8,600 barrels at an average price of $31.26 for the six months ended June 30, 2003. The Lifting cost for the six months ended June 30, 2004 was $1.35 per Mcfe compared to $.83 per Mcfe for the six months ended June 30, 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed cost of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe. The Partnership experienced a net income of $171,475 and distributed $606,899 to the partners for the six months ending June 30, 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $4.17 on 8,057 Mmbtu of monthly production and ceilings in place at $4.70 on 4,029 Mmbtu of monthly production. For the period of November 2004 through March 2005, the Partnership has floors in place at $5.04 on 6,446 Mmbtu of monthly production and ceilings in place at $6.00 on 3,223 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 40,287 Mmbtu of natural gas with an average ceiling price of $5.17 and for the sale of 80,573 Mmbtu of natural gas with an average floor price of $4.11 and a fair value of $(17,999). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 16 months. For the period April 2005 through October 2005, the Partnership has floors in place at $3.10 on 5,372 Mmbtu of monthly production and ceilings in place at $4.43 on 2,686 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 51,030 Mmbtu of natural gas with an average ceiling price of $5.01 and for the sale of 102,060 Mmbtu of natural gas with an average floor price of $3.90. The fair value of these floors and ceilings as of June 30, 2004 is $(22,994).

As of June 30, 2004, the Partnership had total open oil future contracts on 2,274 barrels of oil with a total contract amount of $71,912 and a fair value of $(12,508). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 10, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 10, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer