Form 10-K
period 2004-12-31
PDC 2001 B LP
filed 2005-04-18
CIK 1156218

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Employees

     The Partnership has no employees, however, PDC has approximately 120 employees which include 17 in finance and data processing, 8 in administration, 12 in exploration and development, 78 in production and 5 in natural gas marketing.

Plan of Operations

     The Partnership participated in the drilling of 19 gross wells (16.78 net) during 2001 and will continue to operate and produce its 18 gross (15.91 net) productive wells. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue.  The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to several entities of which three customers accounted for 41.0%, 32.1% and 26.9% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004, and 52.4%, 18.6% and 26.0% for year ended  December 31, 2003.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within the next 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

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

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $6,512, $8,100 and $7,200 in 2004, 2003 and 2002, respectively to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnerships' drilling activity from September 5, 2001 (date of inception) to December 31, 2004. All of the Partnership's wells drilled and producing are located in Colorado.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
18	1	19	15.91	.87	16.78

     The Partnership has not participated in any exploratory wells.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General Partner as driller/operator is not party to any legal action that it believes would have a materially adverse on affect the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NON-APPLICABLE

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

     At December 31, 2001, PDC 2001-B Limited Partnership had one Managing General Partner, and a total of 11 Limited Partners who fully paid for 20.0 units at $20,000 per unit of limited partnership interests and a total of 608 Additional General Partners who fully paid for 613.92884 units at $20,000 per unit of additional general partnership interests. During 2002 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners. At December 31, 2004, the Partnership had one Managing General Partner and 625 limited partners who paid for 633.92884 units at $20,000 per unit. No established public trading market exits for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                                                                                                                Years Ended December 31,

	2004	2003	2002
Oil and Gas Sales	$1,276,729	2,367,138	2,292,809
Costs and Expenses	1,067,297	1,951,495	2,225,605
Cumulative Effect of Change in Accounting Principle	-	(1,586)	-
Net Income	210,037	415,192	68,168
Allocation of Net Income:
Managing General Partner	42,008	83,038	13,634
Limited and Additional General Partners	168,030	332,154	54,534
Per Limited and Additional General Partner Unit	265	524	86
Total Assets	9,903,293	10,699,047	12,154,226
Cash Distributions:
Managing General Partner	205,377	373,896	334,013
Limited and Additional General Partners	821,514	1,495,589	1,336,059

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

     The Partnership had working capital at December 31, 2004 of $208,351.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

    Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $1,276,729 compared to $2,367,138 for the year ended December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 175,493 Mcf of gas and       9,630 barrels of oil at average sales prices of $5.17 and $38.29, respectively.  This compared with 545,136 Mcf of gas and 16,277 barrels of oil sold at average sales prices of $3.44 and $30.21, respectively for the year ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $1.63 as compared to $0.84 for 2003. This increase is partially attributed to the increase in severance and property taxes. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing lifting costs per Mcfe.  Depreciation, depletion and amortization decreased from $1,394,310 the year ended December 31, 2003 to $675,384 for the year ended December 31, 2004 as a result of lower volumes of natural gas and oil sold.  While the Partnership experienced a net income of $210,038, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,026,891 to the partners during the year ended December 31, 2004.

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

Revenue Recognition

      Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Oil and Gas Properties

     Exploration and development costs are accounted for by the successful efforts method.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties or leases are written-off to expense when it is determined that they will expire or be abandoned.

Costs of proved properties, including leasehold acquisition, exploration and development costs and equipment, are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

      In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $6,379 and a related liability of $7,965 (using a 6% discount rate) and a cumulative effect on change in accounting principle on prior years of $1,586.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

    The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	59,117	4.00	-	12,365
Natural Gas	Ceilings	29,558	5.20	-	(21,122)
Oil	Floors	5,684	32.30	183,601	4,843
Oil	Ceilings	2,842	40.00	113,685	(15,373)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Floors	59,117	4.00	-	12,365
Natural Gas	Ceilings	29,558	5.20	-	(21,122)
Oil	Floors	5,684	32.30	183,601	4,843
Oil	Ceilings	2,842	40.00	113,685	(15,373)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Floors	63,186	3.28	-	-
Natural Gas	Ceilings	63,186	4.84	-	(963)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average CIG closing price for natural gas for the years 2004, 2003 and 2002 was $5.17 per Mmbtu, $4.04 per Mmbtu and $1.97 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM  9B.  OTHER INFORMATION

           NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The Partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

      Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

     NON-APPLICABLE.

                                                                                              9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED

     STOCKHOLDER MATTERS.

     NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. See respective drilling prospectus for further information regarding the Limited Partnership Agreements. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Lifting cost	$379,375	542,471	446,991
Tax return preparation	5,653	7,185	5,405
Direct administrative cost	2,536	3,331	2,605

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003, the Partnership paid KPMG LLP $3,842 and $3,720, respectively, for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                (1) Financial Statements

                             See Index to Financial Statements on F-2

                (2)  Financial Statement Schedules

See Index to Financial Statements on page F-2.  All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.

(3)     Exhibits

4.1

Form of Limited Partnership Agreement (incorporated by reference to Appendix A to Form S-1, SEC File No. 333-47622, and Rule 424 final prospectus, dated May 25, 2001, of PDC 2003 Drilling Program, filed with the SEC on May 30, 2001).

14	Code of Ethics of Petroleum Development Corporation (incorporated by reference to the posted code on the web site of Petroleum Development Corporation at www.petd.com).
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership. 10
31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2001-B Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ Steven R. Williams Steven R. Williams, Chairman
April 15, 2005

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 15, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 15, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 15, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 15, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 15, 2005

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2001-B Limited Partnership:

We have audited the accompanying balance sheets of PDC 2001-B Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2001-B Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 15, 2005

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets

Current assets:	2004	2003
Cash	$ 2,650	2,190
Accounts receivable - oil and gas revenues	257,917	378,747
Total current assets	260,567	380,937

Oil and gas properties, successful efforts method (notes 3 and 6):	13,795,467	13,795,467
Less accumulated depreciation, depletion and amortization	4,152,741	3,477,357

	9,642,726	10,318,110
	$9,903,293	10,699,047

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 52,216	13,300
Total current liabilities	52,216	13,300

Asset retirement obligation	8,950	8,443

Partners' equity	9,842,127	10,677,304
	$9,903,293	10,699,047

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenues:
	2004	2003	2002
Sales of oil and gas	$1,276,729	2,367,138	2,292,809
Interest income	606	1,135	964
	1,277,335	2,368,273	2,293,773
Expenses (note 3):
Lifting costs	379,375	542,471	446,991
Independent engineering fee	-	-	2,314
Independent audit fee	3,842	3,720	3,631
Tax return preparation	5,653	7,185	5,405
Direct administrative cost	3,043	3,809	2,605
Depreciation, depletion and amortization	675,384	1,394,310	1,764,659
	1,067,297	1,951,495	2,225,605

Income before cumulative effect of change in accounting principle	210,038	416,778	68,168

Cumulative effect of change in accounting principle	-	(1,586)	-

Net income	$210,038	415,192	68,168

Net income per limited and additional general partner unit before cumulative effect of change in accounting principle	$265	526	86

Cumulative effect of change in accounting principle	-	(2)	-

Net income per limited and additional general partner unit	$ 265	524	86

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

And Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income (Loss)

				Total

Balance December 31, 2001	$10,987,571	2,746,893		13,734,464

Distribution to partners	(1,336,059)	(334,013)		(1,670,072)

Comprehensive income:
Net income	54,534	13,634		68,168
Change in fair value of outstanding hedging positions			8,960
Reclassification adjustment for settled contracts included in net income			-
Other comprehensive income			8,960	8,960
Comprehensive income				77,128

Balance December 31, 2002	9,706,046	2,426,514	8,960	12,141,520

Distribution to partners	(1,495,589)	(373,896)		(1,869,485)

Comprehensive income:
Net income	332,154	83,038		415,192
Change in fair value of outstanding hedging positions			(5,406)
Reclassification adjustment for settled contracts included in net income			(4,517)
Other comprehensive loss			(9,923)	(9,923)
Comprehensive income				405,269

Balance December 31, 2003	8,542,611	2,135,656	(963)	10,677,304

Distribution to partners	(821,514)	(205,377)		(1,026,891)

Comprehensive income:
Net income	168,030	42,008		210,038
Change in fair value of outstanding hedging positions			(40,958)
Reclassification adjustment for settled contracts included in net income			22,634
Other comprehensive loss			(18,324)	(18,324)
Comprehensive income				191,714

Balance December 31, 2004	$7,889,127	1,972,287	(19,287)	9,842,127

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$210,038	415,192	68,168
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, depletion and amortization	675,384	1,394,310	1,764,659
Cumulative effect of change in accounting principle	-	1,586	-
Accretion of asset retirement obligation	507	478	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	138,040	56,342	(175,745)
Increase (decrease) in accrued expenses	3,382	(369)	681

Net cash provided from operating activities	1,027,351	1,867,539	1,657,763

Cash flows from financing activities:
Distributions to partners	(1,026,891)	(1,869,485)	(1,670,072)

Net cash used by financing activities	(1,026,891)	(1,869,485)	(1,670,072)

Net increase (decrease) increase in cash	460	(1,946)	(12,309)
Cash at beginning of period	2,190	4,136	16,445
Cash at end of period	$2,650	2,190	4,136

See accompanying notes to financial statements.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2004, 2003 and 2002

(1)    Summary of Significant Accounting Policies

Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2001-B Limited Partnership (the Partnership).  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at  December 31, 2004 and 2003 by the Managing General Partner's petroleum engineers and at December 31, 2002 by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Income Taxes

Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, provision has been made for income taxes on the Partnership's books.

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

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is dedesignated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $6,379 and a related liability of $7,965 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $1,586.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(Continued)

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(3)      Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

                                                                                                Years Ended December 31,

	2004	2003	2002
Lifting costs	$379,375	542,471	446,991
Tax return preparation	5,653	7,185	5,405
Direct administrative cost	2,536	3,331	2,605

(4)     Allocation

The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the initial capital, in the costs and revenues of the Partnership.

Partnership Costs	Investor Partners(5)(6)	Managing General Partner(5)(6)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee(2)	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(3)	80%	20%
Direct Costs(4)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases.	80%	20%
Interest Income	80%	20%

____________________

(1)  Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

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

(4)   The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

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

(7)  In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners. During 2004 PDC purchased a total of 2.5 units of partnership interest for a total ownership of 3.7717 units as of December 31, 2004 which represents a .595% ownership of the original Investor Partners share of limited and general partnership units. Therefore, costs and revenues and distributions for those purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	59,117	4.00	-	12,365
Natural Gas	Ceilings	29,558	5.20	-	(21,122)
Oil	Floors	5,684	32.30	183,601	4,843
Oil	Ceilings	2,842	40.00	113,685	(15,373)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Floors	59,117	4.00	-	12,365
Natural Gas	Ceilings	29,558	5.20	-	(21,122)
Oil	Floors	5,684	32.30	183,601	4,843
Oil	Ceilings	2,842	40.00	113,685	(15,373)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Floors	63,186	3.28	-	-
Natural Gas	Ceilings	63,186	4.84	-	(963)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)     Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisitions at cost	383,794	383,794	383,794
Intangible development costs	11,030,362	11,030,362	11,030,362
Well equipment	2,373,797	2,373,797	2,373,797
Capitalized asset retirement cost	7,514	7,514	-
	$13,795,467	13,795,467	13,787,953

There were no cost incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003, and 2002.

(7)        Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes.  At December 31, 2004 and 2003, the income tax basis of the Partnership's oil and gas properties was $1,266,077 and $1,589,922, respectively.

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(8)           Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated December 31, 2004 and 2003 by the Managing General Partner's petroleum engineers and at December 31, 2002 by an independent petroleum engineer, Wright & Company, Inc.  These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Oil (BBL)
	2004	2003	2002
Proved developed reserves:
Beginning of year	187,000	192,000	272,000
Revisions of previous estimates	(9,000)	11,000	(46,000)
New Discoveries and extensions
Rocky Mountain Region	-	-	-
Production	(10,000)	(16,000)	(34,000)
End of year	168,000	187,000	192,000

	Gas (MCF)
	2004	2003	2002

Beginning of year	4,192,000	6,538,000	5,171,000
Revisions of previous estimates	(1,282,000)	(1,801,000)	2,212,000
New Discoveries and extensions
Rocky Mountain Region	-	-	-
Production	(175,000)	(545,000)	(845,000)
End of year	2,735,000	4,192,000	6,538,000

(9)    Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

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

	As of December 31,
	2004	2003	2002
Future estimated revenues	$24,085,000	27,272,000	24,507,000
Future estimated production costs	(6,589,000)	(6,886,000)	(5,590,000)
Future estimated development costs	(1,203,000)	(1,203,000)	(1,203,000)
Future net cash flows	16,293,000	19,183,000	17,714,000
10% annual discount for estimated timing of cash flows	(7,951,000)	(9,468,000)	(8,475,000)
Standardized measure of discounted future
estimated net cash flows	$8,342,000	9,715,000	9,239,000

PDC 2001-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

                                                                                                                                                                                                                                                 Years Ended December 31,

	2004	2003	2002
Sales of oil and gas production, net of production costs	$(898,000)	(1,825,000)	(1,846,000)
Net changes in prices and production costs	2,769,000	6,694,000	6,170,000
Extensions, discoveries, and improved recovery,
less related cost	-	-	-
Dispositions from partnership	-	-	-
Development costs incurred during the period	-	-	-
Revisions of previous quantity estimates	(4,761,000)	(3,400,000)	2,469,000
Accretion of discount	1,517,000	(993,000)	(3,433,000)
	$(1,373,000)	476,000	3,360,000

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